Form 10QSB
period 2005-09-30
East West Distributors, Inc.
filed 2005-11-14
CIK 1330718

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
                                      1934

               For the quarterly period ended September 30, 2005.

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number 000-51386


                          EAST WEST DISTRIBUTORS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



    NEVADA                                                       20-2012723
---------------                                              -------------------
(STATE OR OTHER                                               (I.R.S.EMPLOYER
JURISDICTION OF                                              IDENTIFICATION NO.)
ORGANIZATION)


                                     PMB 382
                           10105 East Via Linda, #103
                              Scottsdale, AZ 85258
              ----------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (480) 614-2874
             ------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $ .001 PAR VALUE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.



                                    YES  X   NO
                                       -----   -----

ON NOVEMBER 11, 2005, THERE WERE 2,456,855 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    YES      NO  X
                                                                 -----   -----


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.




                                      INDEX



Part I.  Financial Information




   Item 1.  Financial Statements

            Balance Sheets at September 30, 2005 (Unaudited)                   1

            Statements of Operation for the three months and nine ended September 30, 2005 and From December 13, 2004 to September 30,
            2005 (Unaudited)                                                   2

            Statement of Changes in Shareholders' Equity (Unaudited)           3

            Consolidated Statements of Cash Flows
            for the nine months ended September 30, 2005
            And from December 13, 2004 to September 30, 2005
            (Unaudited)                                                        4


   Item 2.  Management's Discussion and Analysis or Plan of Operation          5


   Item 3.  Control and Procedures                                            11



Part II.    Other Information                                                 11

   Item 1.  Legal Proceedings

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

   Item 3.  Defaults Upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits

                          EAST WEST DISTRIBUTORS, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2005
                                   (Unaudited)


 Assets

 Total Assets                                                    $            -
                                                                 ===============


 Liabilities and Shareholders' Deficit

 Current Liabilities
      Accrued expenses and payables                              $       14,907
      Due to related party                                               37,760
                                                                 ---------------
         Total Current Liabilities                                       52,667
                                                                 ---------------
         Total Liabilities                                       $       52,667
                                                                 ---------------

 Shareholders' Deficit
      Preferrred stock, $0.001 par value; 25,000,000 shares
         no shares issued and outstanding                                     -
      Common stock , $0.001 par value; 400,000,000 shares
         authorized, 2,456,855 shares issued and outstanding              2,457
      Deficit accumulated during development stage                      (55,124)
                                                                 ---------------
         Total Shareholders' Deficit                                    (52,667)
                                                                 ---------------
 Total Liabilities and Shareholders' Deficit                     $            -
                                                                 ===============


The accompanying notes are an integral part of these unaudited financial statements.

                          EAST WEST DISTRIBUTORS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                            Three months ended         Nine months ended        From December 13, 2004
                                            September 30, 2005         September 30, 2005       To September 30, 2005
                                          ------------------------    ----------------------   ------------------------
                                                (Unaudited)                (Unaudited)               (Unaudited)

 Professional services                    $                32,169     $              52,967    $                52,967
                                          ------------------------    ----------------------   ------------------------
      Total operating expenses                             32,169                    52,967                     52,967
                                          ------------------------    ----------------------   ------------------------

 Net Loss                                 $               (32,169)    $             (52,967)   $               (52,967)
                                          ========================    ======================   ========================

 Basic and diluted Loss Per Share                         $ (0.01)                  $ (0.02)                   $ (0.02)
                                          ========================    ======================   ========================

 Weighted average shares outstanding                    2,156,855                 2,156,855                  2,156,855
                                          ========================    ======================   ========================


The accompanying notes are an integral part of these unaudited financial statements.

                          EAST WEST DISTRIBUTORS, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                  Deficit Accumulated
                                              Number of        Common Stock at    during development     TotaldShareholders'
                                             Common Shares    $0.001 Par Value         Stage                Deficit
                                            --------------------------------------------------------------------------------
     Inception, December 13, 2004                         -         $        -            $         -             $       -

     Distribution of shares in spin-off           2,156,855              2,157                 (2,157)                    -

     Shares issued for compensation                 300,000                300                      -                   300

     Net loss                                             -                  -                (52,967)              (52,967)
                                            --------------------------------------------------------------------------------
     Balance at 9/30/05                           2,456,855         $    2,457            $   (55,124)            $ (52,667)
                                            ================================================================================

 The accompanying notes are an integral part of these unaudited financial statements.

                          EAST WEST DISTRIBUTORS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                  Nine months ended              From December 13, 2004
                                                                 September 30, 2005              To September 30, 2005
                                                             ----------------------------    -------------------------------
                                                                     (Unaudited)                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                 $                   (52,967)    $                      (52,967)
       Adjustments to reconcile net loss to
       net cash used in operations
          Shares issued for compensation                                             300                                300

    Change In Operating Liabilities
          Due to related party                                                    37,760                             37,760
          Accrued expenses and other liabilities                                  14,907                             14,907
                                                             ----------------------------    -------------------------------
             Net Cash Used in Operations                                               -                                  -

NET CHANGE IN CASH                                                                     -                                  -
CASH
    Beginning of period                                                                -                                  -
                                                             ----------------------------    -------------------------------
    End of period                                            $                         -     $                            -
                                                             ============================    ===============================

Supplemental schedule of non-cash investing and financing activities:
    None


 The accompanying notes are an integral part of these unaudited financial statements.

                          EAST WEST DISTRIBUTORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                  (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business activity (Company and Subsidiaries)

EAST WEST Distributors, Inc. ("EAST WEST") is a drug development company, which is focused in the areas of research, development, and marketing in the biomedical industry, with an emphasis on anti-infective drugs. EAST WEST was incorporated in Nevada on December 13, 2004. Since then, it has been engaged in attempting to fund operations with the objective of bringing its future products to market.

Development Stage Enterprise

The Company was formed in December 2004 as a wholly owned subsidiary of Meditech Pharmaceuticals, Inc, which spun off 2,156,855 shares to its shareholders as of August 29, 2005.

The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced.

The Company has not generated significant revenues from operations and has no assurance of any future revenues. All losses accumulated since inception have been considered as part of the Company's development stage activities. The Company will require substantial additional funding for commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company. The Company's products, to the extent that they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will maintain or obtain the regulatory approvals required to market its products.

Basis of Presentation

The accompanying financial statements have been prepared by EAST WEST pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of managements, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

                          EAST WEST DISTRIBUTORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                  (Unaudited)

Revenue

Revenue represents license fees that are recognized when earned over the period of the applicable license agreement.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended September 30, 2005, the Company incurred net losses; therefore, potential common shares are ignored as their effect would be anti-dilutive.

NOTE B - COMMITMENTS AND CONTINGENCIES

Leases

Currently, the Company uses its operating facilities provided by its Chief Executive Officer, without a lease agreement. There is no guarantee the officer will be willing to provide these facilities in the future.

Employment Agreements

There are no employment agreements in effect as of September 30, 2005.

Litigation

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that these matters will have a material adverse effect on the Company's financial position or results of operations.

NOTE C - STOCKHOLDERS' DEFICIT
During the nine months ended September 30, 2005 the Company issued 300,000 shares valued at par for services.


NOTE D - RELATED PARTY TRANSACTIONS

The Company maintains its primary place of business in facilities owned by the Chief Executive Officer, for which it is NOT charged rent expense (see Note B). As of September 30, 2005, a related party has advanced the Company $37,760 payable on demand and bearing no interest.


NOTE E - SUBSEQUENT EVENTS
On October 4, 2005, the Company sold its 50% interest in BioDtech for $10,183.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

You should read the following discussion of our financial condition and operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

We are a drug development company, founded in 2004, focused in the areas of research, development, and marketing in the biomedical industry, with an emphasis on anti-infective drugs. The Company has been granted the rights to the drugs Viraplex (R) and MTCH-24(TM).

Our development activities since inception (December 14, 2004) have included efforts to secure financing and create a management and business structure. These activities have produced very little in operating revenues.


Going Concern

Our financial statements for the nine months ended September 30, 2005, were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We must raise additional capital in order to continue and complete our research and development and testing. Our future success is dependent upon raising additional money to provide for the necessary operations of the Company. If we are unable to obtain such additional financing, there would be a material adverse effect on our business, financial position, and results of operations. Our continuation as a going concern is dependent on our ability to generate sufficient capital to meet our obligations on a timely basis, and to resume research and development and testing efforts. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

Operating Expenses

Total operating expenses consisted of legal costs in preparation for commencement of operations in the amount of $52,667 and $300 of stock issued for services.

Net Loss

The net loss for the nine months ended September 30, 2005 was $52,967.


LIQUIDITY AND CAPITAL RESOURCES

We had no cash as of September 30, 2005. Our financial statements for the nine months ended September 30, 2005, were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We must raise additional capital in order to continue and complete our research and development and testing. Our future success is dependent upon raising additional money to provide for the necessary operations of the Company. If we are unable to obtain such additional financing, there would be a material adverse effect on our business, financial position, and results of operations. Our continuation as a going concern is dependent on our ability to generate sufficient capital to meet our obligations on a timely basis, and to resume research and development and testing efforts. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company.

Item 3. Controls and Procedures

As of the end of the period covered by this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13-a-15-e or 15-d-15-e under the Securities Exchange Act of 1934).

Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of the evaluation date, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Part II Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The following exhibits are included herein:



     31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.1 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EAST WEST Distributors, Inc.





By: /s/  Gerald N. Kern
---------------------------
Gerald N. Kern, Director
(as of 011/14/05)


Dated:    11/14/05



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.





/s/  Gerald N. Kern             Dated: 11/14/05
---------------------------
Gerald N. Kern, Director
(as of 11/14/05)