Form 10QSB
period 2005-12-31
East West Distributors, Inc.
filed 2006-02-01
CIK 1330718

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
                                      1934

                For the quarterly period ended December 31, 2005.

    [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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



                                     PMB 382
                           10105 East Via Linda, #103
                              Scottsdale, AZ 85258
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (480) 614-2874
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

ON DECEMBER 31, 2005, THERE WERE 2,456,855 SHARES OF THE ISSUER'S COMMON STOCK OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):    YES      NO  X
                                                                 -----   -----

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.


                                      INDEX



Part I.  Financial Information




       Item 1.  Financial Statements

                Balance Sheet at December 31, 2005 (Unaudited)                1

                Statement of Operation for the three months and six months ended December 31, 2005 and From December 13, 2004 (Inception)
                to December 31, 2004 to December 31, 2005 (Unaudited)         2

                Statement of Changes in Shareholders' Equity (Unaudited)      3

                Consolidated Statements of Cash Flows for the six months
                ended December 31, 2005 And from December 13, 2004 (Inception)
                to December 31, 2005 (Unaudited)                              4

                 Notes to Consolidated Financial Statements                   5

       Item 2.   Management's Discussion and Analysis or Plan of Operation   10


       Item 3.   Control and Procedures                                      10



Part II.   Other Information

       Item 1.   Legal Proceedings                                           10

       Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds 10

       Item 3.   Defaults Upon Senior Securities                             10

       Item 4.   Submission of Matters to a Vote of Security Holders         10

       Item 5.   Other Information                                           11

       Item 6.   Exhibits                                                    11

                          EAST WEST DISTRIBUTORS, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                               December 31, 2005
                                   (Unaudited)

 Assets

      Current assets:
         Cash                                                          $  6,912
                                                                       --------
            Total Current Assets                                          6,912
                                                                       --------
 Total Assets                                                          $  6,912
                                                                       ========

 Liabilities and Shareholders' Deficit

 Current Liabilities
      Accrued expenses and payables to directors and officers          $ 13,736
      Due to related party                                               42,760
                                                                       --------
         Total Current Liabilities                                       56,496
                                                                       --------
         Total Liabilities                                               56,496
                                                                       --------

 Shareholders' Deficit
      Preferrred stock, $0.001 par value; 25,000,000 shares
         no shares issued and outstanding                                     -
      Common stock $0.001 par value; 400,000,000 shares
         authorized, 2,456,855 shares issued and outstanding              2,457
      Deficit accumulated during development stage                      (52,041)
                                                                       --------
         Total Shareholders' Deficit                                    (49,584)
                                                                       --------
 Total Liabilities and Shareholders' Deficit                           $  6,912
                                                                       ========


The accompanying notes are an integral part of these unaudited financial statements.

                          EAST WEST DISTRIBUTORS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                                   From Inception           From Inception
                                                                                 (December 13, 2004)     (December 13, 2004)
                                    Three Months Ended      Six Months Ended              To                      To
                                     December 31, 2005      December 31, 2005     December 31, 2004      December 31, 2005
                                     -----------------      -----------------    ------------------      -----------------
                                       (Unaudited)            (Unaudited)           (Unaudited)            (Unaudited)

Professional services                $          4,851       $         57,818     $               -       $         57,818
Administrative expenses                         2,249                  2,249                     -                  2,249
Distribution of shares in spin-off                  -                      -                 2,157                      -
                                     ----------------       ----------------     ------------------      -----------------
    Total operating expenses                    7,100                 60,067                 2,157                 60,067
                                     ----------------       ----------------     ------------------      -----------------
Other income:
   Sale of BioDtech                            10,183                 10,183                     -                 10,183
                                     ----------------       ----------------     ------------------      -----------------
   Total Other Income                          10,183                 10,183                     -                 10,183

Net Income(Loss)                     $          3,083       $        (49,884)    $          (2,157)      $        (49,884)
                                     ================       =================    ==================      =================
Basic and diluted Loss per Share     $           0.00       $          (0.02)    $           (0.00)      $          (0.02)
                                     ================       =================    ==================      =================
Weighted average shares outstanding         2,156,855              2,156,855             2,156,855              2,156,855
                                     ================       =================    ==================      =================

The accompanying notes are an integral part of these unaudited financial statements.

                          EAST WEST DISTRIBUTORS, INC.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)


                                                                            Deficit Accumulated
                                     Number of Common    Common Stock at    during development    Total Shareholders'
                                         Shares          $.001 Par Value        stage                   Deficit
                                     ----------------    ---------------    -------------------   -------------------

     Inception, December 13, 2004                  -     $            -     $                -    $                -

     Distribution of shares in spin-off    2,156,855              2,157                 (2,157)                    -

     Shares issued for compensation          300,000                300                      -                   300

     Net loss                                      -                  -                      -                     -
                                     ----------------    ---------------    -------------------   -------------------
     Balance at June 30, 2005              2,456,855              2,457                 (2,157)                  300

     Net loss                                      -                  -                (49,884)              (49,884)

     Balance at  December 31, 2005         2,456,855              2,457                (52,041)              (49,584)
                                     ================    ===============    ===================   ===================


The accompanying notes are an integral part of these unaudited financial statements.

                          EAST WEST DISTRIBUTORS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                              From Inception             From Inception
                                                        Six months ended    (December 13, 2004)       (December 13, 2004)
                                                       December 31, 2005   To December 31, 2004      To December 31, 2005
                                                       -----------------   --------------------      --------------------
                                                          (Unaudited)          (Unaudited)               (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $       (49,884)    $           (2,157)       $          (52,041)
       Adjustments to reconcile net loss to
       net cash provided by operations
          Shares issued for compensation                            300                      -                       300
          Distribution of shares in spin-off                                             2,157                     2,157

    Change In Operating Liabilities
          Due to related party                                   42,760                      -                    42,760
          Accrued expenses and other liabilities                 13,736                      -                     3,736
                                                       -----------------   --------------------      --------------------
             Net Cash provided by Operations                      6,912                      -                     6,912

NET CHANGE IN CASH                                                6,912                      -                     6,912
                                                       -----------------   --------------------      --------------------
CASH
    Beginning of period                                               -                      -                         -
                                                       -----------------   --------------------      --------------------
    End of period                                       $         6,912     $                -        $            6,912
                                                       =================   ====================      ====================




Supplemental schedule of non-cash investing and financing activities:
    None


The accompanying notes are an integral part of these unaudited financial statements.

                          EAST WEST DISTRIBUTORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

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

Basis of Presentation

The accompanying financial statements have been prepared by EAST WEST pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the six months ending June 30, 2006.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                          EAST WEST DISTRIBUTORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005
                                  (Unaudited)

Revenue

Revenue represents license fees that are recognized when earned over the period of the applicable license agreement.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at December 31, 2005. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Stock-Based Compensation

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for
Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to

                          EAST WEST DISTRIBUTORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                  (Unaudited)

the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the six months ended December 31, 2005, the Company incurred net losses; therefore, potential common shares are ignored as their effect would be anti-dilutive.

Comprehensive Income

Comprehensive income is not presented in the Company's consolidated financial statements since the Company did not have any items of comprehensive income in any period presented.

Segments of an Enterprise and Related Information

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying consolidated financial statements.

                          EAST WEST DISTRIBUTORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                  (Unaudited)

NOTE B - COMMITMENTS AND CONTINGENCIES

Leases

Currently, the Company uses its operating facilities provided by its Chief Executive Officer, without a lease agreement. There is no guarantee the officer will be willing to provide these facilities in the future.

Employment Agreements

There are no employment agreements in effect as of December 31, 2005.

Litigation

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that these matters will have a material adverse effect on the Company's financial position or results of operations.

                          EAST WEST DISTRIBUTORS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                  (Unaudited)

NOTE C - STOCKHOLDERS' DEFICIT

During the six months ended December 31, 2005, the company issued 300,000 shares valued at par for services.


NOTE D - RELATED PARTY TRANSACTIONS

The Company maintains its primary place of business in facilities owned by the Chief Executive Officer, for which it is NOT charged rent expense (see Note B).

 NOTE E -  SALE OF BIO-D-TECH

On October 4, 2005, the company sold its 50% interest in Bio-d-tech for $10,183.

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


Going Concern

Our financial statements for the six months ended December 31, 2005, were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 2005.

The major activity during the first six months ended December 31, 2005 was the sale of the Company's 50% interest in Bio-D-tech for $10,183. Other than that, preparations were made to begin operations.

Operating Expenses

Total operating expenses for the six months ended December 31, 2005 consisted of legal and administrative costs in preparation for commencement of operations in the amount of $60,067.

Net Income/Loss

The net loss for the six months ended December 31, 2005 of $49,884. was the result of $60,067. in legal and administrative costs offset slightly by the sale of the Company's 50% interest in Bio-D-tech.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $6,912. at December 31, 2005.


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

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated:   1/31/06
        ------------



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.





/s/  Gerald N. Kern         Dated: 1/30/06
---------------------------
Gerald N. Kern, Director