Form 10QSB
period 2006-03-31
East West Distributors, Inc.
filed 2006-05-03
CIK 1330718

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended March 31, 2006.

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51386

EAST WEST DISTRIBUTORS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	20-2012723
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

YES    X     NO

ON March 31, 2006, THERE WERE 2,456,855 SHARES OF THE ISSUER’S COMMON STOCK OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES    X     NO

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

This amended 10QSB for the quarter ended March 31, 2006 includes revised footnotes and revised Statements of Operations and Cash Flows. None of the changes are deemed to be material.

EAST WEST DISTRIBUTORS, INC.
(A Development Stage Company)
Balance Sheet
March 31, 2006

(Unaudited)

Assets

Cash in Bank	$ 2,865

Total Assets	$ 2,865

Liabilities and Shareholders' Deficit

Current Liabilities
Accrued expenses and payables to directors and officers	$ 15,804
Due to related party	42,760

Total Current Liabilities	58,564

Total Liabilities	58,564

Shareholders' Deficit
Preferred stock, $0.001 par value; 25,000,000 shares
and no shares issued and outstanding	—
Common stock. $0.001 par value; 400,000,000 shares
authorized, 2,456,855 shares issued and outstanding	2,457
Deficit accumulated during development stage	(58,156)

Total Shareholders' Deficit	(55,699)

Total Liabilites and Shareholders' Deficit	$ 2,865

EAST WEST DISTRIBUTORS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

	Three months ended March 31, 2006	Nine months ended March 31,2006	From Inception (December 13,2004) To March 31,2006

Professional Services	5,814	63,632	63,632
Administrative Expenses	301	2,550	2,550

Total Operating Expenses	6,115	66,182	66,182

Other Income:
Sale of Biotech	—	10,183	10,183

Total Other Income	—	10,183	10,183

Net Income (Loss)	6,115	55,999	55,999

Basic and Diluted Loss Per Share	—	—	—

Weighted Average shares outstanding	2,156,855	2,156,855	2,156,855

EAST WEST DISTRIBUTORS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

	Number of Common Shares	Common Stock at $.001 Par Value	Deficit Accumulated during development stage	Total Shareholders' Deficit

Inception December 13, 2004	0	$ —	$ —	$ —

Distribution of shares in spin-off	2,156,855	2,157	(2,157)

Shares used for compensation	300,000	300		300

Net Loss			(52,967)	(52,967)

Balance 9/30/05	2,456,855	2,457	(55,124)	(52,667)

Net Income			3,083	3,083

Balance 12/31/05	2,456,855	2,457	(52,041)	(49,584)

Net Loss			(6,115)	(6,115)

Balance 3/31/06	2,456,855	$ 2,457	$ (58,156)	$ (55,699)

EAST WEST DISTRIBUTORS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOW

	Nine Months ended March 31,2006	From Inception (December 13,2004) To March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (55,999)	$ (55,999)

Adjustments to reconcile net loss to
net cash used in operations
Shares used for compensation	300	300

Change in Operating Liabilities
Due to related party	42,760	42,760
Accrued Expenses and other liabilities	15,804	15,804

Net Cash Used in Operations	2,865	2,865

CASH
Begnning of period	—	—
End of period	$ 2,865	$ 2,865

EAST WEST DISTRIBUTORS, INC.

(Development Stage Companies)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business activity (Company and Subsidiaries)

EAST WEST Distributors, Inc. (“EAST WEST”) is a drug development company, which is focused in the areas of research, development, and marketing in the biomedical industry, with an emphasis on anti-infective drugs. EAST WEST was incorporated in Nevada on December 13, 2004. Since then, it has been engaged in attempting to fund operations with the objective of bringing its future products to market.

Development Stage Enterprise

The Company was formed in December 2004 as a wholly owned subsidiary of Meditech Pharmaceuticals, Inc, which spun off 2,156,855 shares to its shareholders as of August 29, 2005.

The Company is a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced.

The Company has not generated significant revenues from operations and has no assurance of any future revenues. All losses accumulated since inception have been considered as part of the Company’s development stage activities. The Company will require substantial additional funding for commercialization of its products. There is no assurance that the Company will be able to obtain sufficient additional funds when needed, or that such funds will be obtainable on terms satisfactory to the Company. The Company’s products, to the extent that they may be deemed medical devices or biologics, are governed by the Federal Food, Drug and Cosmetics Act and by the regulations of state agencies and various foreign government agencies. There can be no assurance that the Company will maintain or obtain the regulatory approvals required to market its products.

Basis of Presentation

The accompanying financial statements have been prepared by EAST WEST pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of managements, necessary to fairly represent the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending June 30, 2006.

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

(Development Stage Companies)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

Revenue

Revenue represents license fees that are recognized when earned over the period of the applicable license agreement.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Based on its analysis, the Company believes that no impairment of the carrying value on its long-lived assets exists at March 31, 2006. There can be no assurance, however, that market conditions will not change which could result in impairment of long-lived assets in the future.

Stock-Based Compensation

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company’s common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax.

EAST WEST DISTRIBUTORS, INC.

(Development Stage Companies)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is provided for significant deferred tax assets when it is more likely than not those assets will not be recovered.

Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the nine months ended March 31, 2006, the Company incurred net losses; therefore, potential common shares are ignored as their effect would be anti-dilutive.

Comprehensive Income

Comprehensive income is not presented in the Company’s consolidated financial statements since the Company did not have any items of comprehensive income in any period presented.

Segments of an Enterprise and Related Information

As the Company operates in one segment, the Company has not made segment disclosures in the accompanying consolidated financial statements.

EAST WEST DISTRIBUTORS, INC.

(Development Stage Companies)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

NOTE B — COMMITMENTS AND CONTINGENCIES

Leases

Currently, the Company uses its operating facilities provided by its Chief Executive Officer, without a lease agreement. There is no guarantee the officer will be willing to provide these facilities in the future.

Employment Agreements

There are no employment agreements in effect as of March 31, 2006.

Litigation

The Company may become involved in various legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that these matters will have a material adverse effect on the Company’s financial position or results of operations.

EAST WEST DISTRIBUTORS, INC.

(Development Stage Companies)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(Unaudited)

NOTE C — STOCKHOLDERS’ DEFICIT

NOTE D — RELATED PARTY TRANSACTIONS

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

Going Concern

Our financial statements for the nine months ended March 31, 2006, were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 31, 2006.

The major activity during the first nine months of 2005 – 2006 was the sale of the Company’s 50% interest in BioDtech for $10,183.00. Other than that, preparations were made to begin operations.

Operating Expenses

Total operating expenses consisted of legal and administrative costs in preparation for commencement of operations in the amount of $66,182.00..

Net Income/Loss

The net loss for the nine months, of $55,999.00 was the result of $66,182.00 in legal and administrative costs offset slightly by the sale of the Company’s 50% interest in BioDtech.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $ 2,865.00 at March 31, 2006.

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

Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of the evaluation date, such disclosure controls and procedures were reasonably designed to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

EAST WEST Distributors, Inc.

By: /s/ Gerald N. Kern

Gerald N. Kern, Director (as of 05/1/06)

Dated: 5/1/06

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and/or the class indicated.

/s/ Gerald N. Kern Dated: 5/1/06

Gerald N. Kern, Director (as of 5/1/06)